Form 10-K
period 1996-12-31
MONEY STORE TRUST 1996-C
filed 1997-03-31
CIK 1023850

                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                 FORM 10-K
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
               For the fiscal year ended December 31, 1996
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
               For the transition period from          to

                        Commission file number 33-98734

    The Money Store Inc.(as Representative under a Pooling and Servicing Agreement dated as of August 31, 1996 providing for the issuance of TMS Asset Backed Certificates, Series 1996-C) and each of the Originators listed on Schedule A attached hereto.

                             The Money Store Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

   New Jersey                            68-0394265
   -------------------------             ----------
   (State or other jurisdiction          (I.R.S. Employer
   of incorporation or                   Identification No.)
   organization)

2840 Morris Avenue, Union, NJ                    07083
---------------------------------------        ----------
(Address of principal executive offices        (Zip Code)

                                 908-686-2000
                       ---------------------------------
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange on
          Title of each class                 which registered
          -------------------           --------------------------
              None                                 None

          Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               ----------------
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 OR 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES  X    NO
                                                 -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable

State the aggregate market Value of the voting stock held by non-affiliates of
the registrant.   Not Applicable
Indicate the number of shares outstanding of each of the registrant's classes of
common stock, as of December 31, 1996.     Not Applicable

THIS ANNUAL REPORT ON FORM 10-K IS FILED PURSUANT TO A REQUEST FOR NO-ACTION LETTER FORWARDED TO THE OFFICE OF CHIEF COUNSEL DIVISION OF CORPORATION FINANCING, DATED JUNE 18, 1993 AND THE RESPONSE OF THE SEC DATED AUGUST 4, 1993 TO THE NO-ACTION REQUEST.

                                     PART I
                                     ------
Item 1.   BUSINESS
          --------

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.

Item 2.   PROPERTIES
          ----------

          Reference is made to the Annual Compliance Certificate attached as
          Exhibit 20 hereto.

          Reference is made to the Annual Statement attached as Exhibit 13 hereto.
Item 3.   LEGAL PROCEEDINGS
          -----------------

          NONE

Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
          -------------------------------------------------

          None
                                 PART II
                                 -------

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------

          There is no established trading market for Registrant's securities subject to this filing.

          Number of holders of record of the Certificates as of January 31,1997:
          66 .
          ---

Item 6.   SELECTED FINANCIAL DATA
          -----------------------

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

          Reference is made to the Annual Compliance Certificate attached as
          Exhibit 20 hereto.

          Reference is made to the annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion, and attached as Exhibit 99 hereto.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------

          None.

                                 PART III
                                 --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.

Item 11.  EXECUTIVE COMPENSATION
          ----------------------

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

          The following information is furnished as of January 31, 1997 as to each Certificateholder of record of more than 5% of the Certificates:

Title of Class                              Name and Address             Amount of    % of
                                            of Beneficial Owner          Notes of     Class
                                                                         Beneficial
                                                                         Owner

TMS Home Equity Loan Asset-Backed          Bank of New York              5,750,000     12
Certificates, Series 1996-C, Class A-11    925 Patterson Plank Road
                                           Secaucus, NJ 07094


                                           LBI- Lehman Government        5,180,000     11
                                           Securities Inc.
                                           200 Vesey Street
                                           New York, NY 10285

                                           Nomura International Trust    4,400,000      9
                                           Company Incorporated
                                           10 Exchange Place
                                           Jersey City, NJ 07302

                                           Northern Trust Co. - Trust    2,823,000      6
                                           801 S. Canal C-In
                                           Chicago, IL 60607

                                           SSB-Custodian                 7,502,000     16
                                           Global Proxy Unit, A5NW
                                           P.O. Box 1631
                                           Boston, MA 02105-1631



Title of Class                             Name and Address of           Amount of    % of
                                           Beneficial Owner              Notes of     Class
                                                                         Beneficial
                                                                         Owner

                                           Wachovia Bank of Georgia,      2,300,000       5
                                           N.A.
                                           100 N. Main Street, MC37121
                                           Winston-Salem, NC 27150

TMS Home Equity Loan Asset-Backed          Bankers Trust                 16,500,000      74
Certificates, Series 1995-C, Class A-12    c/o BT Services Tennessee
                                           Inc.
                                           648 Grassmere Park Drive
                                           Nashville, TN 37211

                                           SSB-Custodian                  5,000,000      2
                                           Global Proxy Unit, A5NW
                                           P.O. Box 1631
                                           Boston, MA 02105-1631

TMS Home Equity Loan Asset-Backed           Bank of New York               4,000,000      19
Certificates, Series 1996-C, Class A-13     925 Patterson Plank Road
                                            Secaucus, NJ 07094


                                            Bankers Trust                  6,227,000      30
                                            c/o BT Services Tennessee
                                            Inc.
                                            648 Grassmere Park Drive
                                            Nashville, TN 37211

                                            Boston Safe Deposit &          2,200,000      11
                                            Trust Co.
                                            c/o ADP Proxy Services
                                            51 Mercedes Way
                                            Edgewood, NY 11717

                                            Chase Manhattan Bank           1,200,000       6
                                            Two Chase Manhattan Plaza,
                                            5th Floor
                                            New York, NY 10081

                                            Citicorp Services, Inc.        4,000,000      19
                                            P.O. Box 30576
                                            Tampa, FL 33630-3576

                                            First Bank, N.A.               3,000,000      15
                                            c/o ICE Proxy Services
                                            71 Executive Blvd.
                                            Farmingdale, NY 11735

TMS Home Equity Loan Asset-Backed           Bank of New York               2,800,000      11
Certificates, Series 1996-C, Class A-14     925 Patterson Plank Road
                                            Secaucus, NJ 07094


                                            Bankers Trust                  6,918,000      28
                                            c/o BT Services Tennessee
                                            Inc.
                                            648 Grassmere Park Drive
                                            Nashville, TN 37211



Title of Class                              Name and Address of           Amount of    % of
                                            Beneficial Owner              Notes of     Class
                                                                          Beneficial
                                                                          Owner

                                            Citicorp Services, Inc.       10,000,000      40
                                            P.O. Box 30576
                                            Tampa, FL 33630-3576

                                            SSB-Custodian                  3,850,000      15
                                            c/o ADP Proxy Services
                                            51 Mercedes Way
                                            Edgewood, NY 11717

                                            Wells Fargo Bank, National     1,350,000       5
                                            Association
                                            26610 West Agoura Road
                                            Calabasas, CA 91302

TMS Home Equity Loan Asset-Backed           Bankers Trust                  6,340,000      25
Certificates, Series 1996-C, Class A-15     c/o BT Services Tennessee
                                            Inc.
                                            648 Grassmere Park Drive
                                            Nashville, TN 37211

                                            Chase Manhattan Bank           3,500,000      14
                                            Two Chase Manhattan Plaza,
                                            5th Floor
                                            New York, NY 10081

                                            NBD Bank                       6,000,000      17
                                            611 Woodward Avenue
                                            Detroit, MI  48226

                                            Bankers Trust                 20,000,000      14
                                            c/o BT Services Tennessee
                                            Inc.
                                            648 Grassmere Park Drive
                                            Nashville, TN 37211

                                            NBD Bank                       5,000,000      20
                                            611 Woodward Avenue
                                            Detroit, MI  48226

                                            Northern Trust Co. - Trust     6,450,000      26
                                            801 S. Canal C-In
                                            Chicago, IL 60607

                                            Wells Fargo Bank, National     2,000,000       8
                                            Association
                                            26610 West Agoura Road
                                            Calabasas, CA 91302




Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          (a)    None

          (b)-(d) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.





                          PART IV
                          -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

          1. The consolidated financial statements of MBIA Insurance Corporation )the surety provider for TMS Home Equity Loan Asset Backed Certificates, Series 1996-C) and subsidiaries contained in the annual report on form 10-k for the year ended December 31, 1996 which has been filed with the SEC by MBIA Inc. on March 27th, 1997 is hereby incorporated herein by reference.

          2.   Not Applicable

          3.  Exhibits
              --------

               13.  Annual Statement

               20.  Annual Compliance Certificate

               99. Annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion, and attached as Exhibit 99 hereto.


          (b)-(d) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated September 13, 1996.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 27th day of March, 1997.

THE MONEY STORE INC., as Representative



BY: /s/ Marc Turtletaub
   ---------------------------------
   MARC TURTLETAUB
   PRESIDENT AND
   CHIEF EXECUTIVE OFFICER



BY: /s/ Morton Dear
   ---------------------------------
   MORTON DEAR
   EXECUTIVE VICE PRESIDENT
   CHIEF FINANCIAL OFFICER
   (PRINCIPAL FINANCIAL OFFICER)



BY: /s/ James K. Ransom
   ---------------------------------
   JAMES K. RANSOM
   VICE PRESIDENT
   (PRINCIPAL ACCOUNTING OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of March, 1997.



BY: /s/ Alan Turtletaub
   --------------------------------
   ALAN TURTLETAUB
   EXECUTIVE VICE PRESIDENT
   CHAIRMAN OF THE BOARD OF DIRECTORS


BY: /s/ Marc Turtletaub
   --------------------------------
   MARC TURTLETAUB
   PRESIDENT AND
   CHIEF EXECUTIVE OFFICER
   DIRECTOR


BY: /s/ Morton Dear
   --------------------------------
   MORTON DEAR
   EXECUTIVE VICE PRESIDENT
   CHIEF FINANCIAL OFFICER
   (PRINCIPAL FINANCIAL OFFICER)
   DIRECTOR


BY: /s/ Harry Puglisi
   --------------------------------
   HARRY PUGLISI
   TREASURER
   DIRECTOR

                                   Schedule A

                              List of Originators
                              -------------------

                                     1996-C
                                     ------

                         The Money Store/Minnesota Inc.
                           The Money Store/D.C. Inc.
                         The Money Store/Kentucky Inc.
                       The Money Store Home Equity Corp.
                               TMS Mortgage Inc.